Form 10-Q
period 1996-06-30
COMBINED COMPANIES INTERNATONAL CORP
filed 1996-08-16
CIK 911521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996



Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________

Commission file number 0-22328


COMBINED COMPANIES INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

a Nevada corporation
(State or other jurisdiction of
incorporation or organization)  88-0299116
(I.R.S. Employer
Identification No.)

6000 S. Eastern Ave.    Suite 1-D
Las Vegas, Nevada
(Address of principal executive offices)
89119
(Zip Code)


Registrant's telephone number, including area code: (702) 792-6200

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes
X

No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   As of June 30, 1996, there were approximately 8,758,848 shares of the registrant's common stock outstanding.

Part I - Financial Information

ITEM 1.  FINANCIAL INFORMATION.

COMBINED COMPANIES INTERNATIONAL CORP.
(formerly EMS Products International Corp)

CONSOLIDATED BALANCE SHEETS

June 30, 1996 and December 31, 1995

ASSETS

 June 30,
1996      December 31,
           1995

Current Assets

    Cash $  140,185  2,972
    Money market funds 2,134,845  0
    Certificate of deposit 0  2,029,193
    Inventory 111,663  111,663

         Total Current Assets 2,386,693  2,143,828

Property and Equipment

    at cost less accumulated depreciation of $162,430      at June 30, 1996 and
$91,486 at December 31,      1995

124,086

195,030

Other Assets

    Patent 14,363  14,363
    Muse license 100,000  0
    Security deposit 5,712  5,712

         Total Other Assets 120,075  20,075

         Total Assets $2,630,854  2,358,933



COMBINED COMPANIES INTERNATIONAL CORP.
(formerly EMS Products International Corp)

CONSOLIDATED BALANCE SHEETS

June 30, 1996 and December 31, 1995


LIABILITIES AND STOCKHOLDERS' EQUITY


 June 30,
1996  December 31, 1995
Current Liabilities

    Notes payable (Note 5)  $ 88,000    88,000
    Accounts payable 32,729  23,148
    Note due to officer 78,863  138,011
    Accrued liabilities 5,000  5,000

         Total Current Liabilities 204,592  254,159

Stockholders' Equity

    Common stock:  authorized 50,000,000
    shares @ .01 par value; issued and
    outstanding  8,808,858 shares at June 30, 1996    and 6,658,858 shares at
December
31, 1995
    Paid in capital
    Accumulated (deficit)


88,088
3,664,451
(1,326,277)


66,588
3,271,951
(1,233,765)

         Total Stockholders' Equity 2,426,262  2,104,774

                     Total Liabilities and Stockholders' Equity $2,630,854 2,358,933


COMBINED COMPANIES INTERNATIONAL CORP.
(formerly EMS Products International Corp)


CONSOLIDATED INCOME STATEMENTS

 For the Quarters and Six Months Ended June 30, 1996 and 1995


        Quarters Ended June 30,             Six Months Ended June 30,

    1996   1995   1996      1995
     Note (A)

Sales    0  80,570   0  177,680

Cost of Goods Sold    0  16,951   0  29,793

Gross Profit    0  63,619   0  147,887
Operating Costs:

General and administrative costs     44,815  108,604   96,868  196,163

Depreciation    35,472  14,088   70,944  28,176

      Total Operating Costs    80,287  122,692   167,812  224,339

     Operating  Profit (Loss)    (80,287)  (59,073)   (167,812)  (76,452)

Other Income/Expenses:

Loss from discontinued operations   0  0   0  (31,240)
Interest income    42,650  30,000   87,800  60,000
Interest expense    12,500  0   (12,500)  0
      Net Other Income/Expenses     (30,150)  30,000   75,300  28,760

Net (Loss) before taxes    (50,137)  (29,073)   (92,512)  (47,692)

Income Taxes (Note 9)    0  0   0  0

Net (Loss)    (50,137)  (29,073)   (92,512)  (47,692)

Weighted Number of
Shares Outstanding
6,749,159
5,640,124
6,749,159
5,640,124

Net Loss Per Share    $(.01)  Nil   $(.01)  $(.01)
Note (A): 1995 amounts have been restated in order to reflect the loss from discontinued operations as a line item.

COMBINED COMPANIES INTERNATIONAL CORP.
(formerly EMS Products International Corp)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          January  1, 1994 to June 30, 1996


Common Stock
 Shares             $
Paid In Capital
Retained Earnings
Stockholders' Equity

Balance, January 1, 1994 309,840 $3,098 3,261,255 (945,833) 2,318,520

Purchase of subsidiary for stock 28,800 288 357,163  357,451

Purchase of subsidiary for stock 5,439,018 54,390 27,617  82,007

Loss, Year Ended December 31,1994    (194,401) (194,401)

Balance December 31, 1994 5,777,658 57,776 3,646,035 (1,140,234) 2,563,577

Issuance of stock for services  660,000  6,600 (1,100)  5,500

Issuance of stock for services 250,000 2,500   2,500

Rescission of Donsco acquisition  (28,800) (288) (513,919) 176,654 337,553

Cash contribution to Gamevision   140,935  140,935

Loss, Year Ended December 31,1995    (270,185) (270,185)

Balance, December 31, 1995 6,658,858 66,588 3,271,951 (1,233,765) 2,104,774

Common stock issued for Muse License 500,000 5,000 95,000  100,000

Sale of Common stock 600,000 6,000 108,000  114,000

Sale of Common stock  1,050,000 10,500 189,500  200,000

Loss, Period Ended June 30, 1996    (92,512) (92,512)

Balance June 30, 1996 8,808,858 $88,088 3,664,451 (1,326,277) 2,426,262

COMBINED COMPANIES INTERNATIONAL CORP.
(formerly EMS Products International Corp)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Periods Ended June 30, 1996 and 1995

Periods Ended June 30,       1996 1995
Cash Flows From Operating Activities

 Net (loss) for the periods      $ (92,512)   (47,692)
 Adjustments to reconcile net losses to net cash
     provided (used) by operating activities
 Depreciation      70,944 32,747
 (Increase) decrease in accounts receivable      0 113,464
 (Increase) decrease in inventory      0 105,624
 (Increase) decrease in prepaid expenses      0 18,773
 Increase (decrease) in accounts payable      9,581 (71,598)
 Increase (decrease) in accrued liabilities      0 (5,000)
  Net Cash Provided (Used) by Operating Activities (11,987) 146,318

Cash Flow From Investment Activities
 Decrease in certificate of deposit       2,029,193 0
 (Increase) decrease in property and equipment       0 27,430
 Donsco subsidiary rescission common stock   0 (288)
 Additional paid in capital and accumulated deficit, net   0 (357,163)
  Net Cash Provided (Used) by Investment Activities 2,029,193 (330,021)

Cash Flows From Financing Activities
 Sale of common stock     314,000 0
 Issuance of common stock for services       0 9,000
 Paid in capital to Gamevision subsidiary       0 140,935
 Increase (decrease) in loans - officers       (59,148) 4,000
 (Increase) decrease in interest receivable       0 (30,500)
 Increase (decrease) in notes payable       0 38,000
  Net Cash Provided by Financing Activities      254,852 161,435

Net Increase (Decrease) in Cash        2,272,058 (22,268)

Cash Balance, Beginning of Period        2,972 61,371

Cash Balance, End of Period (includes Money Market         account as cash
equivalent)
$ 2,275,030
39,103



The accompanying notes are an integral part of these financial statements.

COMBINED COMPANIES INTERNATIONAL CORP.
(formerly EMS Products International Corp)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1996

Note 1 Summary of Significant Accounting Policies:

This summary of significant accounting policies of COMBINED COMPANIES INTERNATIONAL
CORP. ("CCIC"), formerly EMS Products International Corp, is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity, and fairly states the results for the periods presented herein. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements and in the opinion of the Company's management.

(a) Organization and Business Activities

(1) Nuclear Airships and Cargo, Inc. ("Nuclear") was formed under the laws of the
State of Nevada on March 3, 1971. During the years from 1971 to 1979 corporate stock was issued for the organization of several business ventures such as aircraft cargo hauling and oil and gas ventures. The Company was unsuccessful in its efforts and was inactive from 1979 to September 7, 1993.

(2) On September 8, 1993, EMS PRODUCTS INTERNATIONAL CORP, a company incorporated in the State of Nevada on April 9, 1993, whose main business is manufacturing and distributing of disposable medical devices, merged into the Company. The Company's name was changed to EMS Products International Corp ("EMS").

(3) On August 4, 1994, CCIC, formerly EMS Products International Corp, acquired 100%
of the outstanding stock of Donsco Manufacturing, Inc., formerly Donsco Distributing, Inc., under the purchase acquisition method. The main business activity of "Donsco" was manufacturing and distributing durable medical equipment. The Purchase Agreement was rescinded effective June 29, 1995 and operating losses are reported in the financial statements through the period ended March 31, 1995 as losses from discontinued operations.

 (4) On November 8, 1994, EMS Products International Corp changed its name to
Combined Companies International Corp.

(5) On December 16, 1994, the Company acquired 100% of the outstanding stock of Gamevision, Inc. under the purchase acquisition method. The main business activity of Gamevision, Inc. is manufacturing and distributing credit card activated in-room video games.

(6) On May 1, 1996 the Company acquired 100% of the initial issue of founder's shares of Play-Per-View Corp., in exchange for cash of $2,000,000. The main business activity of Play-Per-View Corp., is the marketing of Gamevisions' units and development of the product line using the licensed Muse technology.


(b) Depreciation:

Depreciation is provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation are eliminated from the accounts, and gains or losses are reflected in income. Repair and maintenance expenditures, not anticipated to extend original asset lives, are charged to income as incurred.

(c) Inventory:

    Inventory is stated at the lower of cost or market and all inventory items are finished goods available for sale or use.

(d) Fiscal Year:

    The Company reports on a calendar year basis.

(e) Basis of Operation:

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.

(f)   Deferred Income Taxes:

Deferred income taxes are recorded using the liability method of accounting under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS
109).
Deferred taxes result principally from the write-off of intangible assets and net operating loss carryforwards.

(g)   Revenue Recognition and warranty policy:

The Company recognizes income upon receipt of merchant credit cards deposits into the account from Gamevision's video games. Credit cards charges for game unit use are deposited into the Company's merchant account within 3 days of activation.

In the event of a problem with the game units for which a customer charge was processed and the game did not function properly, the use fee will be credited to the user charge card used for the transaction. No refunds are provided simply because the customer was not satisfied with the game selections.

(h)   Research and Development Costs:

All research and development costs are expensed at the time of their occurrence.

(i) Money Market funds are treated as cash equivalents if available within 90 days or less.

Note 2 Common Stock:
Effective November 21, 1994, there was a written shareholder consent action whereby the existing issued and outstanding stock was to be exchanged for new corporate common stock at the rate of 1 new share for 25 old shares. Fractional shares were dropped. Effective
April 10, 1995 there was a written shareholder consent action whereby the existing issued and outstanding stock of record would receive a 20% stock dividend. For financial reporting purposes, all shares have been adjusted to retroactively reflect the 1 for 25 reverse stock split and 20% stock dividend.

On April 3, 1996 the Company issued 500,000 to Muse Technologies, Inc., in exchange for a sub-license agreement to use Muse technology for Play-Per-View's video game developments.
The Company sold 1,650,000 of restricted common stock for an aggregate price of $314,000.

Note 3 Acquisitions and Dispositions:
(a) On September 8, 1993, EMS PRODUCTS INTERNATIONAL CORP merged into NUCLEAR AIRSHIPS
AND CARGO, INC. with the shareholders of EMS receiving 25,000 shares of "Nuclear" which subsequently changed its name to EMS PRODUCTS INTERNATIONAL CORP.

(b) On August 4, 1994, EMS acquired 100% of the outstanding stock of Donsco Manufacturing, Inc. ("Donsco") under the purchase acquisition method with the shareholders of Donsco receiving 28,800 shares (reflects 1 for 25 reverse stock split). The Purchase Agreement was rescinded effective June 29, 1995 and losses from operations were reported in the financial statements through March 31, 1995 as losses from discontinued operations, as restated for the 1995 corresponding reporting period herein.

(c) On December 16, 1994, the Company acquired 100% of the outstanding stock of Gamevision, Inc. under the purchase acquisition method.

(d) On May 1, 1996 the Company acquired 1,400,000 founder's shares of Play-Per-View
Corp., a Delaware corporation. The stock has a par value of $.01 and the Company paid
$1.43 per share for a total consideration of $2,000,000. Since the Company purchased founder's stock, the entire proceeds of $2,000,000 remain with Play-Per-View Corp., and are included as cash equivalents in the consolidated financial statements of the
Company. The funds for the stock were allocated from the Company's CD until redeemed in
June.

Note 4 Notes Payable:
(a) Gamevision:

    Three separate notes were issued to various individuals and the balances outstanding are as follows:

    $50,000
    $30,000
    $ 8,000

    These notes have no due date and are payable out of proceeds of cash flows from
Gamevision operations.


Note 5 Options and Warrants:

There are no options or warrants outstanding against the common stock of the Company.

Note 6 Dividend Policy:

The Company does not anticipate paying cash dividends.

Note 7 Certificate of Deposit/Money Market:

The Company invested $2,000,000 in a Certificate of Deposit ("CD") on November 2, 1995
as a result of its receipt of a matured note. The terms of the CD provided for the face rate of 9.03% interest, calculated quarterly and accrued to the CD's maturity date of
May 1, 1997.

In order to utilize the funds prior to maturity, the Company was able to obtain an early redemption of the principal and accrued interest through June 28, 1996 at which time the entire principal and interest were transferred to a money market account. In order for the Company to receive its funds from the pre-mature redemption of the CD, the
Company agreed to pay an interest penalty of $12,500.

Note 8 Beneficial Ownership of 5% of Common Stock:

The following list sets forth the information as of June 30, 1996 with respect to the beneficial ownership of 5% or more of the Corporation's Common Stock.

    Steven Schwartz                              420,000 shares
    Loretta Davis                      720,688 shares
    James Schwartz                     420,000 shares
    Barclay Davis                      420,000 shares
    Boyce McCary                       700,856 shares


Note 9 Income Taxes:

At December 31, 1995, the Company had a federal net operating loss carryforward available to offset future taxable income. There is no state income tax in the State of
Nevada.

The net operating loss carryforward was $1,233,765 at December 31, 1995. These carryforwards will begin to expire in the year 2008.

The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonable assured by future profitability.

The following is a summary of deferred taxes:

    Deferred asset $475,628
    Valuation allowance (475,628)

         $          0

Note 10 Commitments:

Operating Leases

The Company is obligated under one lease agreement for office and warehouse space for a three year period commencing October 1995 at the rate of $3,600 per month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

General
The Company was organized under the laws of the State of Nevada on March 3,
1971.
During the period 1971 to 1979 the Company became involved in several business ventures, none of which proved successful. From 1979 to September 7, 1993 the Company was inactive. On September 8, 1993 the Company was merged with EMS Products International
Corp, a company incorporated in Nevada on April 9, 1993 and engaged in the business of manufacturing and distribution of disposable medical supplies. The Company's name was changed to EMS Products International Corp. On August 4, 1994 the Company
acquired
DONSCO Manufacturing, Inc. (dba DONSCO Distributing, Inc.). DONSCO manufactured and sold durable medical products. The Company consolidated all of its medical supply business in its DONSCO subsidiary. Effective June 29, 1995 the Donsco acquisition was rescinded by mutual consent. The Company recognized the Donsco's operations through the March 31,
1995 financial reporting period. Operations and reporting were discontinued thereafter.
In November, 1994, the Company's name was changed to Combined Companies International
Corp.
On December 16, 1994 the Company acquired Gamevision, Inc. Gamevision manufactured, installed and operated video game equipment in hotel rooms.
On May 1, 1996 the Company acquired all of the founder's stock of Play-Per-View which became a wholly owned subsidiary of CCIC. Play-Per-View has exclusive licenses from
Gamevision for ongoing sales and marketing of the newly designed units. In addition,
Play-Per-View will receive the benefit of a sub-license agreement from CCIC for MUSE technology which is computer software technology commonly known as "Virtual Realty".
(See THE MUSE LICENSE section discussion below).
Results of Operations
Management's discussion and analysis of the Company's financial condition and results of operations presented hereby covers the quarters January 1 to June 30 _ the first two quarters of the reporting years 1996 and 1995.
The Operations are summarized into their main product lines as follows:
Gross Revenues: Medical Products Video Games
 Jan. 1 to June 30, 1996 $        0 0
 Jan 1 to June 30, 1995  $53,680 177,680

The reporting of the Medical Products line is reflected in the financials through
March 31, 1995 and are represented as a line item in the income statements as "losses from discontinued operations" for the reporting period ended March 31, 1995.

There have been no revenues in 1996 as all previously installed Gamevision units were pulled from their locations in anticipation of newer models replacing them.

New models will be manufactured by a Chinese electronics company, Zhuhai Sez Tong Tu
Electronic Co., Ltd. ("Tong Tu"). A 50/50 Joint Venture letter of intent was entered into between the Company and Tong Tu January 12, 1996. The formal Joint Venture
Agreement was executed in May 1996 between the Company's subsidiary, Play-Per-View, and
Tong Tu.
The Agreement provides for the initial manufacture of 5,000 units which was scheduled to commence by summer 1996. The units will be placed in the United States under the auspices of Play-Per-View management. Play-Per-View will also enjoy the benefits of placement of units outside the United States as part of the Joint Venture Agreement.
Tong Tu is currently finalizing the latest refinements of the prototype model for final approval of Company management. This revised prototype is expected to shipped to the Company in August. Production will commence shortly thereafter once final Company approval is given.
The Company will use its cash position to provide a letter of credit to Tong Tu in order to meet the Company's commitment for the initial cost of the 5,000 units. The
Company's portion of the production cost requirements are $500,000 under the terms of the Joint Venture Agreement.
The Muse License -
CCIC has a non-exclusive license to use MUSE (Multidimensional User-oriented Synthetic
Environment). A general application of this technology has been developed by Muse
Technologies, Inc., and is known by the name "MUSE".
CCIC has granted to Play-Per-View a sub-license which will allow Play-Per-View to utilize new computer software technology generally known as "virtual reality". MUSE can be used now to develop video games whose graphical displays and level of realism should be far superior even to the new thirty-two bit games just becoming available. Thus, in addition to the standard games which may be played on the Play-Per-View systems, future video games are in the planning stages.
Two types of video games are planned. The first kind will be similar to games currently available and will be designed to be played on existing and future game playing equipment from traditional manufacturers such as Nintendo^ or SEGA^. Since the Company lacks the expertise to design and develop these games, the Company will look for a possible joint venture partner. This newly sought partner's business would be the designing, programming and marketing of "traditional" video games. The Company would receive a royalty from each game (each of which would be labeled "a Play-Per-View video game from [so-and-so] company") and the exclusive use of these new games in the Company's Hospitality Units.
The second type of video game planned is different from any video game currently on the market. It is a game whereby two or more players may simultaneously play against each other without being in the same location. This type of game will be made possible because of a planned extension to the MUSE system. Muse Technologies, Inc., is currently working on this extension as part of a contract it has with the National
Aeronautics and Space Administration (NASA). Through MUSE, any number of people may hold a simultaneous conversation while located in widely scattered locations. This feature will allow a new type of video game with players scattered throughout the country, each player sitting at either a computer terminal, a personal computer or a Play-Per-View
Hospitality Unit. Each new player will enter a game where his opponents are other players. Through MUSE, each individual player will "see" the game playing arena from his own unique perspective.

Part II _ Other Information


ITEM 1.  LEGAL PROCEEDINGS.


    The Company has been named as defendant in lawsuits in the ordinary course of business. Management of the Company is of the opinion that these lawsuits will not have a material effect on the financial condition of the Company.


ITEM 2.  CHANGE IN SECURITIES.

              Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not Applicable.

ITEM 5.  OTHER INFORMATION.

              Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

         None.

(b) REPORTS ON FORM 8-K.

None filed for this quarter.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COMBINED COMPANIES INTERNATIONAL CORP.

    August 13, 1996     /s/  Steven Schwartz
Dated  Steven Schwartz
President
    August 13, 1996     /s/  Michael Davis
Dated  Michael Davis
Chief Financial Officer